Form 10-K/A
MORTGAGE ASSET SEC TRANS MASTR PASS THRU SER 2003-OPT2
filed 2004-03-30
CIK 1236889

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A

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

  By:  /s/ William L. O`Neill, Senior Vice President


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

     /s/ William L. O`Neill

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